Form 10QSB
period 1998-09-30
SUNBURST ACQUISITIONS VIII INC
filed 1998-11-20
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 1998.

 ....Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   __000-24705__

                      SUNBURST ACQUISITIONS VIII, INC.
                 ---------------------------------------
                 (Name of small business in its charter)

      Colorado                              84-1466588
----------------------               -----------------------
(State or other                      (IRS Employer Id.  No.)
jurisdiction of Incorporation)

2082 Cherry Street         Denver,  Colorado                80465
-------------------------------------------------------------------
(Address of Principal Office)                              Zip Code

Issuer's telephone number:    (303) 321-0461

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes __X__  No _____

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 9/30/98 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended September 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                     SUNBURST ACQUISITIONS VIII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                    Quarter Ended September 30, 1998
                               (Unaudited)

                             CONTENTS


     Accountants' report                                  F-1
     Balance Sheet                                        F-2
     Statements of Loss and Accumulated Deficit           F-3
     Statements of Cash Flows                             F-4
     Notes to Financial Statements                        F-5

The Board of Directors and Stockholder of
Sunburst Acquisitions VIII, Inc.

The accompanying balance sheet of the Sunburst Acquisitions VIII, Inc. (a development stage company) as of September 30, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
November 13, 1998


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                        Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                             September 30, 1998
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $    6,382
   Prepaid expense                                       1,271
                                                     ---------
     TOTAL current assets                                7,653

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      285
                                                      --------
     TOTAL ASSETS                                   $    7,938
                                                      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $      963
                                                      --------
     Total current liabilities                             963

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                              150
   Deficit accumulated
     during the
     development stage                                  (5,110)
                                                      --------
   Total stockholders' equity                            6,975
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                            7,938
                                                    $ ========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                            Sunburst Acquisitions VIII, Inc.
                             (A Development Stage Company)
                       STATEMENTS OF LOSS AND ACCUMULATED DEFICIT
          For the period from inception (June 30, 1998) to September 30, 1998
                                      (Unaudited)


                               For the period
                               from inception       For the three
                               (June 30, 1998) to   months ended
                               September 30, 1998   September 30, 1998
                               ------------------   ------------------

REVENUES                      $                 -  $                 -
                               ------------------   ------------------

EXPENSES
  Amortization expense                         15                   15
  Legal and accounting                      2,892                2,892
  Office expense                              118                  118
  Rent expense                                150                  150
  Consulting fees                           1,935                    -
                               ------------------   ------------------

      TOTAL EXPENSES                        5,110                3,175
                               ------------------   ------------------
NET LOSS                                   (5,110)              (3,175)

Accumulated deficit
  Balance, beginning of period                  -               (1,935)
                               ------------------   ------------------

 Balance, end of period       $            (5,110) $            (5,110)
                               ==================   ==================
NET LOSS PER SHARE            $              (NIL) $              (NIL)
                               ==================   ==================

WEIGHTED AVERAGE NUMBER OF
  SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS
  OUTSTANDING                           2,135,000            2,135,000
                                 ================     ================

The accompanying notes are an integral part of the financial statements.
                                  F-3

                              Sunburst Acquisitions VIII, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
            For the period from inception (June 30, 1998) to September 30, 1998
                                        (Unaudited)

                                  For the period
                                  from inception        For the three
                                  (June 30, 1998) to    months ended
                                  September 30, 1998    September 30, 1998
                                  ------------------    ------------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                       $           (5,110)    $           (3,175)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                         15                     15
    Rent expense                                150                    150
    Increase in prepaid expenses             (1,271)                (1,271)
    Increase in accounts payable                963                    963
    Stock issued for
     consulting fees                          1,935                      -
                                  -----------------      -----------------

  Net cash used by
   operating activities                      (3,318)                (3,318)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Organizational costs                         (300)                  (300)
                                   ----------------       ----------------

  Net cash used by
   investing activities                        (300)                  (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                     10,000                      -
                                   ----------------       ----------------

  Net cash provided
   financing activities                      10,000                      -
                                   ----------------       ----------------

  Net increase in cash
   and cash equivalents                       6,382                 (3,618)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                             -                 10,000
                                   ----------------       ----------------

CASH AND CASH EQUIVALENTS,
 End of Period                   $            6,382     $            6,382
                                  =================      =================

The accompanying notes are an integral part of the financial statements.
                                 F-4

                         Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 1998
                                    (Unaudited)


1.  Management's Representation of Interim Financial Information
    ------------------------------------------------------------

The accompanying financial statements have been prepared by Sunburst Acquisitions VIII, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 1998.

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $10,000 from its inside capitalization funds. Consequently, the Company's balance sheet for the period ending September 30, 1998, reflects a current asset value of $7,653 and a total asset value of $7,938, primarily in the form of cash.

        The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

        During the period from June 30, 1998 (inception) through
September 30, 1998, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

        For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

        The Company believes that its existing capital will be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange
Act of 1934, as amended, for a period of approximately one year.
Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

        Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending September 30, 1998.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VIII, INC.
(Registrant)

Date: November 20, 1998

/s/
Michael R. Quinn, President