Form 10QSB
period 1999-03-31
SUNBURST ACQUISITIONS VIII INC
filed 1999-05-11
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

 Yes __X__  No _____



At 03/31/99 the following shares of common were outstanding:
Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The unaudited financial statements of registrant for the three months ended March 31, 1999 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                     SUNBURST ACQUISITIONS VIII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                      Quarter Ended March 31, 1999
                               (Unaudited)

                             CONTENTS


     Accountants' report                                    1
     Balance Sheet                                          2
     Statements of Operations                               3
     Statements of Cash Flows                               4
     Notes to Financial Statements                          5

The Board of Directors and Stockholder of
Sunburst Acquisitions VIII, Inc.

The accompanying balance sheet of the Sunburst Acquisitions VIII, Inc. (a development stage company) as of March 31, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and according we do not express an opinion on them.


Denver, Colorado
May 5, 1999


                                              COMISKEY & COMPANY
                                              PROFESSIONAL CORPORATION

                        Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               March 31, 1999
                                 (Unaudited)


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                          $  4,763
   Prepaid expense                                         577
                                                      --------
     Total current assets                                5,340

OTHER ASSETS:
   Organizational costs (net
     of amortization)                                      255
                                                      --------

     TOTAL ASSETS                                     $  5,595
                                                      ========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts Payable                                   $    400
                                                      --------
     Total current liabilities                             400
                                                      --------
STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding               10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                              450
   Deficit accumulated
     during the
     development stage                                  (7,190)
                                                      --------
                                                         5,195
                                                      --------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                         $  5,595
                                                      ========

The accompanying notes are an integral part of the financial statements.
                                   F-2

                            Sunburst Acquisitions VIII, Inc.
                             (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                    (Unaudited)


                               For the period
                               from inception   For the three  For the nine
                               (June 30, 1998   months ended   months ended
                                ) to March         March          March
                                  31, 1999        31, 1999       31, 1999
                               ---------------  -------------  ------------

REVENUES                       $             -  $           -  $          -
                               ---------------  -------------  ------------

EXPENSES
  Legal Fees                             2,673              -         2,673
  General Office                           193              -           193
  Gifts                                     24              -            24
  Consulting fees                        1,935              -             -
  Professional fees                      1,870            400         1,870
  Amortization                              45             15            45
  Rent                                     450            150           450
                                --------------  -------------  ------------

      Total expenses                     7,190            565         5,255
                                --------------  -------------  ------------

NET LOSS                                (7,190)          (565)       (5,255)

Accumulated deficit
  Balance, Beginning of period               -         (6,625)       (1,935)
                                --------------  -------------  ------------

 Balance, End of period         $       (7,190) $      (7,190) $     (7,190)
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
                                ==============  =============  ============

The accompanying notes are an integral part of the financial statements.
                                  F-3

                               Sunburst Acquisitions VIII, Inc.
                               (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                   For the period
                                   from inception         For the nine
                                   (June 30, 1998)        months ended
                                     to March                March
                                      31, 1999              31, 1999
                                  ----------------      ----------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $         (7,190)     $         (5,255)
  Adjustments to reconcile
     net loss to net cash used
     by operating activities:
    Amortization expense                        45                    45
    Rent expense                               450                   450
    Stock issued for
     consulting fees                         1,935                     -
    Increase in prepaid expenses              (577)                 (577)
    Increase in accounts payable               400                   400
                                  ----------------      ----------------

  Net cash used by
   operating activities                     (4,937)               (4,937)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Organization costs                          (300)                 (300)
                                  ----------------      ----------------

  Net cash used by
   investing activities                       (300)                 (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                     10,000                    -
                                   ----------------      ---------------

  Net cash provided by
   financing activities                      10,000                    -
                                   ----------------      ---------------

  Net increase (decrease)
   in cash and cash
   equivalents                               4,763                (5,237)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                            -                 10,000
                                   ----------------      ----------------

CASH AND CASH EQUIVALENTS,
 End of Period                    $           4,763      $          4,763
                                   ================      ================

The accompanying notes are an integral part of the financial statements.
                                 F-4

                         Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 1999
                                   (Unaudited)


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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $10,000 from its inside capitalization funds.
For the period ending March 31, 1999, the Company's balance sheet reflects a current asset value of $5,340 and a total asset value of $5,595, primarily in the form of cash.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
March 31, 1999, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

ITEM 5. OTHER INFORMATION

      Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year
2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In the event, the Company will be required to adopt a plan and a budget for addressing such issues.

PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  EXHIBIT 27 - FINANCIAL DATA SCHEDULE

       There have been no reports on Form 8-K for the quarter ending March 31, 1999.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VIII, INC.
(Registrant)

Date: May 13, 1999

/s/
Michael R. Quinn, President