Form 10QSB
period 2000-03-31
SUNBURST ACQUISITIONS VIII INC
filed 2000-05-15
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 4/28/00 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VIII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended March 31, 2000

                             CONTENTS

     Balance Sheet                                       F-1
     Statements of Operations 			         F-2
     Statements of Cash Flows                            F-3
     Notes to Financial Statements                       F-4

                         Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                March 31, 2000


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   1,324

                                                     ---------

     Total current assets                                1,324
			                             ---------


     TOTAL ASSETS                                    $   1,324
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable		                    $      400
 	        	                             ---------

     Total current liabilities				   400

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                            1,050
   Deficit accumulated
     during the
     development stage                                 (12,061)
                                                     ---------
   			                                   924
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $   1,324
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   F-1

                       Sunburst Acquisitions VIII, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months  For the nine months
                     March 31,       ended March 31,     ended March 31,
                     2000          2000       1999       2000       1999
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -         15        240         45
  Bank fees                    7          -          -          7          -
  Consulting fees          1,935          -          -          -          -
  General office             949        151          -        373        193
  Gifts                       24          -          -          -         24
  Legal fees               3,261          -          -        762      2,673
  Professional fees        4,535        400        400      2,215      1,870
  Rent                     1,050        150        150        450        450
                     -----------  ---------  ---------  ---------  ---------

      Total expense       12,061        701        565      4,047      5,255
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (12,061)      (701)      (565)    (4,047)    (5,255)

Accumulated deficit
  Balance, Beginning
  of period                    -    (11,360)    (6,625)    (8,014)    (1,935)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (12,061) $ (12,061) $  (7,190) $ (12,061) $  (7,190)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  F-3

                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (June 30,      For the nine   For the nine
                                   1998) to       months ended   months ended
                                   March 31,      March 31,      March 31,
                                   2000           2000           1999
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (12,061) $      (4,047) $      (5,255)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300            240             45
    Rent expense                            1,050            450            450
    Stock issued for
     consulting fees                        1,935              -              -
    Decrease (increase)
     in prepaid expenses                        -            751           (577)
    Increase in
     accounts payable                         400            400            400
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                    (8,376)        (2,206)        (4,937)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -           (300)
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -           (300)

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    10,000              -              -
                                   --------------  -------------  -------------

  Net increase (decrease)
   in cash and cash
   equivalents                              1,324         (2,206)        (5,237)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          3,530         10,000
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        1,324  $       1,324  $       4,763
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 F-3

                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 2000



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

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $10,000 from its inside capitalization funds.
The Company's balance sheet for the period ending March 31, 2000 reflects a current asset value and a total asset value of $1,324, in the form of cash, as compared to $5,340 and $5,595 in current and total assets as of March 31, 1999.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
March 31, 2000, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended March 31, 2000 and 1999, the Company showed net losses of $701 and $565, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

       There have been no reports on Form 8-K for the quarter ending March 31, 2000.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VIII, INC.
(Registrant)

Date: April 28, 2000

/s/
Michael R. Quinn, President