Form 10KSB
period 2000-06-30
SUNBURST ACQUISITIONS VIII INC
filed 2000-09-28
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              Form 10-KSB

(Mark One)
X____Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended June 30, 2000.

_____Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File No:  0-24705

                   SUNBURST ACQUISITIONS VIII, INC.
                (Name of small business in its charter)

         Colorado                            84-1466588
(State or other                            (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

                          2082 Cherry Street
Address of Principal Executive Office (street and number)

                        Denver, Colorado 80207
                       City, State and Zip Code

Issuer's telephone number:  (303) 321-0461

Securities to be registered under Section 12(b) of the Act:

                 Title of each class
                           N/A

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

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,935,000 as of September 28, 2000.

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

       As of the end of its fiscal year ending June 30, 2000, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition. During the fiscal year ending June 30, 2000, the Company's officers and directors had preliminary contacts with representatives of numerous companies concerning the general possibility of a merger or acquisition by an entity like the Company, whose shares are registered under the Securities Exchange Act of 1934. However, none of these preliminary contacts or discussions resulted in any type of agreement.

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

       The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

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

       Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

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

Administrative Offices

       The Company currently maintains a mailing address at 2082
Cherry Street, Denver, Colorado 80207, which is the office address of its Secretary/Treasurer. The Company's telephone number there is
(303) 321-0461.

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

ITEM 2.   DESCRIPTION OF PROPERTY.

       The Company currently maintains a mailing address at 2082
Cherry Street, Denver, Colorado 80207, which is the address of its Secretary/Treasurer. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 321-0461.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
PLAN OF OPERATION.

       The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $10,000 from its inside capitalization funds, and the expenditure of such funds in furtherance of the Company's business plan, including primarily expenditure of funds to pay legal and accounting expenses. Consequently, the Company's balance sheet for the fiscal year ended June 30, 2000, reflects a current asset value of $419, which is all in the form of cash, and a total asset value of $419.

Results of Operations

       During the period from June 30, 1998 (inception) through June
30, 2000, the Company has accumulated a deficit of $12,716. During this period, the Company has engaged in no significant operations other than organizational activities, acquisition of capital, preparation and filing of the registration of its securities under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements, and efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

       For the fiscal year ending June 30, 2001, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business acquisition.

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

Year 2000 Compliance

       Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues could become material to the Company following its completion of a business combination transaction in the event that the business it acquired uses computer equipment or software which experienced disruptions as a result of the Year 2000 date change. In that event, the Company will be required to adopt a plan and a budget for addressing such issues.

ITEM 7.   FINANCIAL STATEMENTS.

       See following pages.
SUNBURST ACQUISITIONS VIII, INC.
(A Development Stage Company)

Report of Independent Public Accountants
Balance Sheet
Statement of Operations
Statement of Stockholders' Equity
Statements of Cash Flows
Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of SUNBURST
ACQUISITIONS VIII, Inc.

        We have audited the accompanying balance sheet of Sunburst Acquisitions VIII, Inc. (a development stage company) as of June 30, 2000, and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2000 and 1999, and for the period from inception (June 30, 1998) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions VIII, Inc. as of June 30, 2000, and the results of its operations and cash flows for the years ended June 30, 2000 and 1999, and for the period from inception (June 30, 1998) to June 30, 2000, in conformity with generally accepted accounting principles.

Comiskey & Company, P.C.
Denver, Colorado
August 21, 2000

SUNBURST ACQUISITIONS VIII, INC.
(A Development Stage Company)
BALANCE SHEET
June 30, 2000


ASSETS
CURRENT ASSETS
       Cash and cash equivalents                         $    419

       Total current assets                                   419

TOTAL ASSETS                                                  419

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES                                      $      -

       Total current liabilities                                -

STOCKHOLDERS' EQUITY
       Preferred stock, no par value
       20,000,000 shares authorized;
       100,000 shares issued and
       outstanding                                         10,000

       Common stock, no par value;
       100,000,000 shares authorized;
       1,935,000 shares issued and
       outstanding                                          1,935
Additional paid-in capital                                  1,200
Deficit accumulated during the development stage         (12,716)
                                                              419
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                               $   419

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS VIII, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                     For the period       For the        For the
                                    from inception     year ended     year ended
                                    (June 30, 1998)      June 30,       June 30,
                                   to June 30, 2000          2000           1999
REVENUES                            $      -              $     -       $      -

EXPENSES
Amortization                             300                  240             60
Bank charges                               7                    7              -
Consulting fees                        1,935                    -              -
General office                           958                  382            576
Gifts                                     24                    -             24
Legal fees                             3,261                  762          2,499
Professional fees                      5,031                2,711          2,320
Rent                                   1,200                  600            600

Total expenses                        12,716                4,702          6,079

NET LOSS                            (12,716)              (4,702)        (6,079)

Accumulated deficit
Balance, beginning
      of period                            -              (8,014)        (1,935)

Balance, end of
      period                        (12,716)             (12,716)        (8,014)

NET LOSS PER SHARE                  (0.01)                  (NIL)          (NIL)

WEIGHTED AVERAGE NUMBER
 OF SHARES OF COMMON STOCK
 AND COMMON STOCK EQUIVALENTS
 OUTSTANDING                       2,135,000            2,135,000      2,135,000

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS VIII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (June 30, 1998) to June 30, 2000
(Page 1 of 3)

                                            Preferred Stock
                                   Number of
                                      Shares               Amount

Preferred stock issued for
 cash, June 1998 at $0.10
 per share                           100,000               10,000

Common stock issued for
 services, June 1998
 at $0.001 per share                       -                    -

Net loss for the year
 ended June 30, 1998                       -                    -

Balance, June 30, 1998               100,000               10,000

Rent at no charge                          -                    -

Net loss for the year
 ended June 30, 1999                       -                    -

Balance June 30, 1999                100,000               10,000

Rent at no charge                          -                    -

Net loss for the year ended
 June 30, 2000                             -                    -

Balance, June 30, 2000               100,000              $10,000

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS VIII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (June 30, 1998) to June 30, 2000
(Page 2 of 3)

                                              Common Stock
                                          Number of
                                             Shares        Amount
Preferred stock issued for
 cash, June 1998
 at $0.10 per share                               -       $     -

Common stock issued for
 services, June 1998
 at $0.001 per share                      1,935,000         1,935

Net loss for the year
 ended June 30, 1998                              -             -

Balance
 June 30, 1998                            1,935,000         1,935

Rent at no charge                                 -             -

Net loss for the year
 ended June 30, 1999                              -             -

Balance
 June 30, 1999                            1,935,000         1,935

Rent at no charge                                 -             -

Net loss for the year ended
 June 30, 2000                                    -             -

Balance, June 30, 2000                   $1,935,000      $  1,935

The accompanying notes are an integral part of the financial statements.

SUNBURST ACQUISITIONS VIII, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (June 30, 1998) to June 30, 2000
(Page 3 of 3)

                                                   Deficit
                                               accumulated
                                  Additional    during the         Total
                                    Paid-in   development   stockholder
                                    Capital          stage        equity
Preferred stock issued for
 cash, June 1998
 at $0.10 per share                 $      -       $     -       $10,000

Common stock issued for
 services, June 1998
 at $.001 per share                        -             -         1,935

Net loss for the year
 ended June 30, 1998                       -       (1,935)       (1,935)

Balance
 June 30, 1998                             -       (1,935)        10,000

Rent at no charge                        600             -           600

Net loss for the year
 ended June 30, 1999                       -       (6,079)       (6,079)

Balance June 30, 1999                    600       (8,014)         4,521

Rent at no charge                        600             -           600

Net loss for the year ended
 June 30, 2000                             -       (4,702)       (4,702)

Balance, June 30, 2000             $   1,200     $(12,716)      $    419

The accompanying notes are an integral part of the financial statements.


SUNBURST ACQUISITIONS VIII, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                     For the period       For the        For the
                                    from inception     year ended     year ended
                                    (June 30, 1998)      June 30,       June 30,
                                   to June 30, 2000          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                   (12,716)       (4,702)        (6,079)
Adjustments to reconcile
  net loss to net cash flows
  from operating activities:
       Amortization                             300           240             60
       Rent expense                           1,200           600            600
       Stock issued for
       consulting fees                        1,935             -              -
       Increase in prepaid
         expenses                                 -           751          (751)

Net cash flows from
       operating activities                 (9,281)       (3,111)        (6,170)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs                (300)             -          (300)

Net cash flows from
       investing activities                   (300)             -          (300)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock                  10,000             -              -

Net cash flows from
       financing activities                  10,000             -              -

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                            419       (3,111)        (6,470)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                        -         3,530         10,000

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                        $   419       $   419       $  3,530

The accompanying notes are an integral part of the financial statements. SUNBURST ACQUISITIONS VIII, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Sunburst Acquisitions VIII, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on June 30, 1998. The initial principal office of the Company is 2082 Cherry Street, Denver, Colorado 80207.

The Company is a new enterprise in the development stage as defined Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The fiscal year of the corporation shall be established by the board of directors.

Loss Per Share
Loss per share was computed using the weighted average number of common share equivalents outstanding during the period.

Organization Costs
Costs to incorporate the Company were capitalized and are being amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 due to SOP 98-5.

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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2000, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.   STOCKHOLDERS' EQUITY

       As of June 30, 2000, 1,935,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

        As of June 30, 2000, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

       Commencing on July 1, 2000, the holders of record of shares of this Series A preferred stock shall be entitled to receive, when and as declared by the board of directors out of funds legally available therefor, cash dividends at the rate of $0.01 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.

        In the event of a liquidation, dissolution, or winding up of the Corporation, the holders of shares of this Series A shall be entitled to receive out of the assets of the Corporation an amount equal to $0.10 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution. This distribution shall be in preference and have priority over any such distribution upon the common stock of the Corporation and all other preferred stock of the Corporation. If the assets of the Corporation are not sufficient to pay such amount in full to the holders of this Series A and of all such other Series, the holders shall share ratably in any such distribution of assets in accordance with the amounts which would be payable on such distribution if the amounts to which the holders of this and all such other Series are entitled were paid in full.

       To the extent not previously converted into shares of common stock, this Series A may be redeemed, in whole or in part, at the option of the Corporation by resolution of its board of directors at a redemption price per share of $0.15, plus any accrued and unpaid dividends thereon to the date fixed for redemption.

       The holders of shares of this Series A shall have no right to vote either in the election of directors or in any other matter.

3.   RELATED PARTY TRANSACTIONS

       As of the date hereof, Michael R. Quinn and Jay Lutsky are the officers and directors of the Company, and together are the owners of 1,614,000 shares of its common stock, constituting approximately 83% of the Company's issued and outstanding shares of common stock. If the purchasers of the Series A shares exercise the conversion privilege, Jay Lutsky and Michael R. Quinn will own 1,684,000 shares constituting approximately 77% of the Company's issued and outstanding shares.

       The Company's Secretary/Treasurer is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4.   INCOME TAXES

       The Company has a Federal net operating loss carryforwards of approximately $13,000 expiring in the year 2018 and 2020. The tax benefit of this net operating losses is approximately $2,400 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended June 30, 2000, the valuation allowance increased by approximately $900.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

       The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

                                   Part III

       ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

       The directors and executive officers currently serving the Company are as follows:

Name                        Age            Positions Held and
                                                  Tenure

Jay Lutsky                  56             President, and a
                                           Director since
                                           June, 1998.

Michael R. Quinn            75             Secretary/Treasurer,
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

       He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000 and is currently actively trading. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode. Until November, 1997, Mr. Quinn was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Quinn also currently serves on the board of Sunburst Acquisitions V, Inc., Sunburst Acquisitions VI, Inc. and Sunburst Acquisitions VII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Lutsky.


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

       Mr. Lutsky has served on the board and been president of several public companies. From December 1986 through May, 1990,
Mr. Lutsky served as president of Eagle Venture Acquisitions, Inc. ("Eagle"). Eagle merged with Network Financial Services, Inc. ("Network") in May 1990. Mr. Lutsky continued on the board of Network which traded on the NASDAQ system until December, 1993. Mr. Lutsky was a vice-president and served on the board of Starlight Acquisitions, Inc. ("Starlight") a blank check offering. Starlight merged with Toucan Gold Corporation ("Toucan"), TUGO-Bulletin Board, on May 10, 1996. Mr. Lutsky now serves as an advisor to the current board of directors of Toucan. Until November, 1997, Mr. Lutsky was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Lutsky also currently serves on the board of directors of Sunburst Acquisitions V, Inc., Sunburst Acquisitions VI, Inc. and Sunburst Acquisitions VII, Inc., all of which are blind pool or blank check companies he has formed in conjunction with Mr. Quinn.

       He earned a Bachelor of Science degree from Kent State
University in 1967.

Compliance With Section 16(a) of the Exchange Act.

       Michael R. Quinn and Jay Lutsky were each required to file an Initial Statement of Beneficial Ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Exchange Act. Neither of them made a timely filing on Form 3. They have each represented to the Company that they will complete all required filings under Section 16(a) on or before October 15, 2000.

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

Name and                     Number of Shares             Percent of
Address                      Owned Beneficially           Class Owned
Jay Lutsky <F1>
4807 S. Zang Way
Morrison, CO  80465                 826,000<F2>                  38.69%

Michael R. Quinn<F1>
2082 Cherry Street
Denver, Colorado  80207             823,000<F3>                  38.55%

All directors and executive
officers (2 persons)                1,649,000                    77.24%

<F1>  The person listed is an officer, a director, or both, of the
Company.
<F2>  Includes 15,000 shares of common stock issuable upon conversion of
Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time on or after January 1, 1999.
<F3> Includes 20,000 shares of common stock issuable upon conversion of
Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time on or after January 1, 1999.

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

       (a)  The Exhibits listed below are incorporated by reference.

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

27            Financial Data Schedule

       (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2000.

Signatures

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS VIII, INC.


By: /s/ ________________
        Michael R. Quinn  (Principal Executive Officer and Director)
        Date: September 28, 2000


By: /s/ ________________
        Jay Lutsky  (Principal Financial Officer and Director)
        Date: September 28, 2000