Form 10KSB
period 2001-06-30
SUNBURST ACQUISITIONS VIII INC
filed 2001-09-27
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001.

___Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

SUNBURST ACQUISITIONS VIII, INC.

(Name of small business in its charter)

Colorado	0-24705	84-1466588
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification Number)

2082 Cherry Street Denver, Colorado	80207
(Address of principal executive offices)	(Zip Code)

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,935,000 as of June 30, 2001.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

The Company was incorporated under the laws of the State of Colorado on June 30, 1998 and is in the early developmental and promotional stages. To date the Company's only activities have been organizational ones, directed at the raising of capital, and preliminary efforts to seek one or more properties or businesses for acquisition. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

To date, the Company's only activities have been organizational ones, directed at developing its business plan and raising its initial capital. The Company has not commenced any commercial operations. The Company has no full-time employees and owns no real estate.

As of the end of its fiscal year June 30, 2001, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities

The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of three other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.

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

The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

(1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

(2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

(3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

(4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

(5) The availability of audited financial statements for the business opportunity; and

(6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

Administrative Offices

The Company currently maintains a mailing address at 2082 Cherry Street, Denver, Colorado 80207, which is the office address of its President. The Company's telephone number there is (303) 321-0461.

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

ITEM 2. DESCRIPTION OF PROPERTY.

The Company currently maintains a mailing address at 2082 Cherry Street, Denver, Colorado 80207, which is the address of its President. The Company pays no rent for the use of this mailing address, however, for financial statement purposes, the Company is accruing $50 per month as additional paid-in capital for this use. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 321-0461.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2001.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Liquidity and Capital Resources

As of June 30, 2001, the Company remains in the development stage. For the fiscal year ended June 30, 2001, the Company's balance sheet reflects current and total assets of $27 , in the form of cash and cash equivalents, and current liabilities of $496.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 30, 1998 (inception) through June 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2002, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Statements of Operations

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of Sunburst Acquisitions VIII, Inc.

We have audited the accompanying balance sheet of Sunburst Acquisitions VIII, Inc. (a development stage company) as of June 30, 2001, and the related statement of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000, and for the period from inception (June 30, 1998) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions VIII, Inc. as of June 30, 2001, and the results of its operations and cash flows for the years ended June 30, 2001 and 2000, and for the period from inception (June 30, 1998) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Comiskey & Company

PROFESSIONAL CORPORATION

Denver, Colorado

August 24, 2001

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

BALANCE SHEET

June 30, 2001

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 27

Total current assets	27

TOTAL ASSETS	$ 27

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 496

Total current liabilities	496

STOCKHOLDERS' EQUITY
Preferred stock, no par value; 20,000,000 shares
authorized; 100,000 shares issued and outstanding	10,000
Common stock, no par value; 100,000,000
shares authorized; 1,935,000 shares issued and
outstanding	1,935
Additional paid-in capital	4,300
Deficit accumulated during the development
stage	(16,704)

(469)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(June 30, 1998)	ended	ended
	to June 30,	June 30,	June 30,
	2001	2001	2000

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	300	-	240
Bank charges	7	-	7
Consulting fees	1,935	-	-
General office	1,128	170	382
Gifts	24	-	-
Legal fees	3,869	608	762
Professional fees	7,641	2,610	2,711
Rent	1,800	600	600

Total expenses	16,704	3,988	4,702

NET LOSS	(16,704)	(3,988)	(4,702)

Accumulated deficit

Balance, beginning of period	-	(12,716)	(8,014)

Balance, end of period	$ (16,704)	$ (16,704)	$ (12,716)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	2,135,000	2,135,000	2,135,000

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from inception (June 30, 1998) to June 30, 2001

						Deficit
						accumulated
	Preferred stock		Common stock		Additional	during the	Total
	Number of		Number of		paid-in	development	stockholders'
	shares	Amount	shares	Amount	capital	stage	equity

Preferred stock issued for
cash, June 1998
at $0.10 per share	100,000	$ 10,000	-	$ -	$ -	$ -	$ 10,000

Common stock issued for
services, June 1998
at $0.001 per share	-	-	1,935,000	1,935	-	-	1,935

Net loss for the year ended
June 30, 1998	-	-	-	-	-	(1,935)	(1,935)

Balance, June 30, 1998	100,000	10,000	1,935,000	1,935	-	(1,935)	10,000

Rent at no charge	-	-	-	-	600	-	600

Net loss for the year ended
June 30, 1999	-	-	-	-	-	(6,079)	(6,079)

Balance, June 30, 1999	100,000	10,000	1,935,000	1,935	600	(8,014)	4,521

Rent at no charge	-	-	-	-	600	-	600

Net loss for the year ended
June 30, 2000	-	-	-	-	-	(4,702)	(4,702)

Balance, June 30, 2000	100,000	10,000	1,935,000	1,935	1,200	(12,716)	419

Shareholder contributions
October 30, 2000	-	-	-	-	2,500	-	2,500

Rent at no charge	-	-	-	-	600	-	600

Net loss for the year ended
June 30, 2001	-	-	-	-	-	(3,988)	(3,988)

Balance, June 30, 2001	100,000	$ 10,000	$ 1,935,000	$ 1,935	$ 4,300	$ (16,704)	$ (469)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(June 30, 1998)	ended	ended
	to June 30,	June 30,	June 30,
	2001	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (16,704)	$ (3,988)	$ (4,702)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Amortization	300	-	240
Rent expense	1,800	600	600
Stock issued for consulting fees	1,935	-	-
Increase in accounts payable	496	496	-

Net cash flows from operating activities	(12,173)	(2,892)	(3,862)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	2,500	2,500	-
Issuance of preferred stock	10,000	-	-

Net cash flows from financing activities	12,500	2,500	-

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	27	(392)	(3,862)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	419	3,530

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 27	$ 27	$ (332)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2001

1. Summary of Significant Accounting Policies

Development Stage Company

Sunburst Acquisitions VIII, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Colorado on June 30, 1998. The principal office of the corporation is 2082 Cherry Street, Denver, Colorado 80207.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Accounting Method

The Company records income and expenses on the accrual method.

Fiscal Year

The fiscal year of the corporation shall be established by the board of directors.

Loss per Share

Loss per share was computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the period.

Organization Costs

Costs to incorporate the Company have been capitalized and were being amortized over a sixty-month period. These costs were fully expensed as of December 31, 1999 due to SOP 98 - 5.

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

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2001, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of June 30, 2001, 1,935,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

As of June 30, 2001, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

Commencing on July 1, 2000, the holders of record of shares of this Series A preferred stock shall be entitled to receive, when and as declared by the board of directors out of funds legally available therefor, cash dividends at the rate of $0.01 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.

In the event of a liquidation or dissolution of the Company, the holders of shares of this Series A shall be entitled to receive out of the assets of the Company an amount equal to $0.10 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution. This distribution shall be in preference and have priority over any such distribution upon the common stock of the Company and all other preferred stock of the Company. If the assets of the Company are not sufficient to pay such amount in full to the holders of this Series A and of all such other Series, the holders shall share ratably in any such distribution of assets in accordance with the amounts which would be payable on such distribution if the amounts, to which the holders of this and all such other Series are entitled, were paid in full.

To the extent not previously converted into shares of common stock, this Series A may be redeemed, in whole or in part, at the option of the Company by resolution of its board of directors at a redemption price per share of $0.15, plus any accrued and unpaid dividends thereon to the date fixed for redemption.

The holders of shares of this Series A shall have the right to vote either in the election of directors or in any other matter.

3. Related Party Transactions

As of the date hereof, Michael R. Quinn and Jay Lutsky are the majority shareholders of the Company, and are the owners of 1,614,000 shares of common stock, constituting approximately 83% of the Company's issued and outstanding shares. If the purchasers of this Series A shares exercise the conversion privilege, Jay Lutsky and Michael R. Quinn will own 1,649,000 shares, constituting approximately 77% of the Company's issued and outstanding shares.

The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $17,000 expiring during the years 2018 and 2021. The tax benefit of these net operating losses is approximately $3,100 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended June 30, 2001, the valuation allowance increased by approximately $700.

Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Michael R. Quinn	76	President and a Director since June 1998

The director named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

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

He served as President, Treasurer and Director of O.T.C. Capital Corporation ("OTC"). OTC acquired Capital 2000 and is currently actively trading. He was a founder of American Leverage, Inc., and was its Secretary/Treasurer and a Director until American Leverage, Inc. acquired Data National Corporation ("Data"). Data is active, profitable and in a growth mode. Until November, 1997, Mr. Quinn was an officer and served on the board of directors of Gatwick, Ltd., a Regulation A public company. In November, 1997, Gatwick, Ltd., changed its name to AIM Smart Corporation and completed a share acquisition transaction with Smart AIM Corporation, a Michigan corporation. Mr. Quinn also currently serves on the board of Sunburst Acquisitions VI, Inc., which is a blind pool or blank check company.

Compliance With Section 16(a) of the Exchange Act.

Mr. Quinn has filed an Initial Statement of Beneficial Ownership of Securities on Form 3. He has also filed Form 5 for the fiscal year ending June 30, 2001.

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

Name and Address	Number of Shares Owned Beneficially	Percent of Class Owned
Michael R. Quinn (1) 2082 Cherry Street Denver, Colorado 80207	821,000 (2)	42.43%
Jay Lutsky 4807 S. Zang Way Morrison, CO 80465	826,000 (3)	42.69%
All directors and executive officers (1 person)	821,000	42.43%

(1) The person listed is an officer, a director, or both, of the Company.

(2) Includes 15,000 shares of common stock issuable upon conversion of Series A Preferred Stock. Each share of Series A Preferred Stock is convertible into two shares of common stock at any time on or after January 1, 1999.

(3) Includes 20,000 shares of common stock issuable upon conversion of Series A Preferred Stock. Each share of Preferred Stock is convertible into two shares of common stock at any time on or after January 1, 1999.

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

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2001.

SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS VIII, INC.

By: /S/ MICHAEL R. QUINN

Michael R. Quinn (Principal Executive Officer and Director)

Date: September 27, 2001