Form 10-Q
period 2001-09-30
SUNBURST ACQUISITIONS VIII INC
filed 2001-11-21
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 11/15/01 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__



PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended September 30, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VIII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended September 30, 2001





                             CONTENTS

     Balance Sheet                                       1
     Statements of Operations 	                         2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4



                         Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               September 30, 2001


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      27

                                                     ---------

     Total current assets                                   27
                                                     ---------


     TOTAL ASSETS                                    $      27
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $    1,819
   Accounts payable- related Party                         400
                                                     ---------

     Total current liabilities                            2,219

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                            4,450
   Deficit accumulated
     during the
     development stage                                 (18,577)
                                                     ---------
                                                        (2,192)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      27
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1



                       Sunburst Acquisitions VIII, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months
                     September    ended September 30,
                     30, 2001        2001       2000
                     -----------  ---------  ---------

REVENUES             $         -  $       -  $       -
                     -----------  ---------  ---------

EXPENSES
  Amortization               300          -          -
  Bank charges                 7          -          -
  Consulting fees          1,935          -          -
  General office           1,128          -         38
  Gifts                       24          -          -
  Legal fees               4,269        400        608
  Professional fees        8,964      1,323      1,275
  Rent                     1,950        150        150
                     -----------  ---------  ---------

      Total expense       18,577      1,873      2,701
                     -----------  ---------  ---------

NET LOSS                 (18,577)    (1,873)    (2,701)

Accumulated deficit
  Balance, Beginning
  of period                    -    (16,704)   (12,716)
                     -----------  ---------  ---------

  Balance,
  end of period      $   (18,577) $ (18,577) $ (14,787)
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
                     ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  2



                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (June 30,       For the three  For the three
                                   1998) to        months ended   months ended
                                   Sept 31,        Sept 31,       Sept 31,
                                   2001            2001           2000
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (18,577) $      (1,873) $      (2,071)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -              -
    Rent expense                            1,950            150            150
    Stock issued for
     consulting fees                        1,935              -              -
    Decrease in prepaid
     expenses                                   -              -            602
    Increase in accounts
     payable                                1,819          1,323              -
    Increase in accounts
     payable - related party                  400            400          1,275
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (12,173)             -            (44)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                 2,500              -              -
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    12,500              -              -
                                   --------------  -------------  -------------

  NET INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS                                 27              -            (44)

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             27            419
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           27  $          27  $         375
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3



                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                September 30, 2001



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


                                 4



Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $12,500 from its inside capitalization funds.
The Company's balance sheet for the period ending September 30, 2001 reflects a current asset value and a total asset value of $27, in the form of cash, as compared to $375 in current and total assets as of September, 2000.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
September 30, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended September 30, 2001 and 2000, the Company showed net losses of $1,873 and $2,071, respectively. The decrease in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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

PART II

ITEM 5.  OTHER INFORMATION

       NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       NONE

       There have been no reports on Form 8-K for the quarter ending September 30, 2001.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VIII, INC.
(Registrant)

Date: November 15, 2001

/s/
Michael R. Quinn, President