Form 10KSB
period 2002-06-30
SUNBURST ACQUISITIONS VIII INC
filed 2002-10-01
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002.

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,935,000 as of June 30, 2002.

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

As of the end of its fiscal year June 30, 2002, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2002.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

SPECIAL NOTE OF CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, are what are known as "forward-looking statements," which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," and the like often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10KSB and in the Company's other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results.

Liquidity and Capital Resources

As of June 30, 2002, the Company remains in the development stage. For the fiscal year ended June 30, 2002, the Company's balance sheet reflects current and total assets of $27, in the form of cash and cash equivalents, and current liabilities of $2,290.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 30, 1998 (inception) through June 30, 2002, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial efforts to locate a suitable merger or acquisition candidate. No revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2003, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

Statement of Stockholders' Deficit

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of Sunburst Acquisitions VIII, Inc.

We have audited the accompanying balance sheet of Sunburst Acquisitions VIII, Inc. (a development stage company) as of June 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001, and for the period from inception (June 30, 1998) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisitions VIII, Inc. as of June 30, 2002, and the results of its operations and cash flows for the years ended June 30, 2002 and 2001, and for the period from inception (June 30, 1998) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

COMISKEY & CO.

Denver, Colorado

September 17, 2002

PROFESSIONAL CORPORATION

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

BALANCE SHEET

June 30, 2002

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 27

Total current assets	27

TOTAL ASSETS	$ 27

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$ 2,290

Total current liabilities	2,290

STOCKHOLDERS' DEFICIT
Preferred stock, no par value; 20,000,000 shares
authorized; 100,000 shares issued and outstanding	10,000
Common stock, no par value; 100,000,000
shares authorized; 1,935,000 shares issued and
outstanding	1,935
Additional paid-in capital	6,506
Deficit accumulated during the development
stage	(20,704)

(2,263)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 27

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from inception	For the year	For the year
	(June 30, 1998)	ended	ended
	to June 30,	June 30,	June 30,
	2002	2002	2001

REVENUES	$ -	$ -	$ -

EXPENSES
Amortization	300	-	-
Bank charges	7	-	-
Consulting fees	1,935	-	-
General office	1,128	-	170
Gifts	24	-	-
Legal fees	3,869	-	608
Professional fees	11,041	3,400	2,610
Rent	2,400	600	600

Total expenses	20,704	4,000	3,988

NET LOSS	(20,704)	(4,000)	(3,988)

Accumulated deficit

Balance, beginning of period	-	(16,704)	(12,716)

Balance, end of period	$ (20,704)	$ (20,704)	$ (16,704)

NET LOSS PER SHARE	$ (0.01)	$ (NIL)	$ (NIL)

WEIGHTED AVERAGE NUMBER OF
SHARES OF COMMON STOCK
AND COMMON STOCK
EQUIVALENTS OUTSTANDING	2,135,000	2,135,000	2,135,000

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' DEFICIT

For the period from inception (June 30, 1998) to June 30, 2002

						Deficit
						accumulated	Total
	Preferred stock		Common stock		Additional	during the	stockholders'
	Number of		Number of		paid-in	development	equity
	shares	Amount	shares	Amount	capital	stage	(deficit)

Preferred stock issued for
cash, June 1998
at $0.10 per share	100,000	$ 10,000	-	$ -	$ -	$ -	$ 10,000

Common stock issued for
services, June 1998
at $0.001 per share	-	-	1,935,000	1,935	-	-	1,935

Net loss for the period ended
June 30, 1998	-	-	-	-	-	(1,935)	(1,935)

Balance, June 30, 1998	100,000	10,000	1,935,000	1,935	-	(1,935)	10,000

Rent at no charge	-	-	-	-	600	-	600

Net loss for the year ended
June 30, 1999	-	-	-	-	-	(6,079)	(6,079)

Balance, June 30, 1999	100,000	10,000	1,935,000	1,935	600	(8,014)	4,521

Rent at no charge	-	-	-	-	600	-	600

Net loss for the year ended
June 30, 2000	-	-	-	-	-	(4,702)	(4,702)

Balance, June 30, 2000	100,000	10,000	1,935,000	1,935	1,200	(12,716)	419

Shareholder contributions
October 30, 2000	-	-	-	-	2,500	-	2,500

Rent at no charge	-	-	-	-	600	-	600

Net loss for the year ended
June 30, 2001	-	-	-	-	-	(3,988)	(3,988)

Balance, June 30, 2001	100,000	10,000	1,935,000	1,935	4,300	(16,704)	(469)

Shareholder contributions	-	-	-	-	1,606	-	1,606

Rent at no charge	-	-	-	-	600	-	600

Net loss for the year ended
June 30, 2002	-	-	-	-	-	(4,000)	(4,000)

Balance, June 30, 2002	100,000	$ 10,000	1,935,000	$ 1,935	$ 6,506	$ (20,704)	$ (2,263)

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the period
	from inception	For the year	For the year
	(June 30, 1998)	ended	ended
	to June 30,	June 30,	June 30,
	2002	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,704)	$ (4,000)	$ (3,988)
Adjustments to reconcile
net loss to net cash flows from
operating activities:
Amortization	300	-	-
Rent expense	2,400	600	600
Stock issued for consulting fees	1,935	-	-
Increase in accounts payable	2,290	1,794	496

Net cash flows from operating activities	(13,779)	(1,606)	(2,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in organization costs	(300)	-	-

Net cash flows from investing activities	(300)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	4,106	1,606	2,500
Issuance of preferred stock	10,000	-	-

Net cash flows from financing activities	14,106	1,606	2,500

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	27	-	(392)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	-	27	419

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$ 27	$ 27	$ 27

The accompanying notes are an integral part of the financial statements.

Sunburst Acquisitions VIII, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2002

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

Fiscal Year

The fiscal year of the Company is June 30.

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

Statements of Cash Flows

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items

SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2002, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2. Stockholders' Equity

As of June 30, 2002, 2,135,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

As of June 30, 2002, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

Commencing on July 1, 2000, the holders of record of shares of this Series A preferred stock shall be entitled to receive, when and as declared by the board of directors out of funds legally available therefor, cash dividends at the rate of $0.01 per share per annum, payable quarterly, in arrears, on such dates as may from time to time be determined by the board of directors.

In the event of a liquidation or dissolution of the Company, the holders of shares of this Series A preferred shares shall be entitled to receive out of the assets of the Company an amount equal to $0.10 per share, plus any accrued and unpaid dividends thereon to the date fixed for distribution. This distribution shall be in preference and have priority over any such distribution upon the common stock of the Company and all other preferred stock of the Company. If the assets of the Company are not sufficient to pay such amount in full to the holders of this Series A preferred shares and of all such other Series, the holders shall share ratably in any such distribution of assets in accordance with the amounts which would be payable on such distribution if the amounts, to which the holders of this and all such other Series are entitled, were paid in full.

To the extent not previously converted into shares of common stock, this Series A preferred shares may be redeemed, in whole or in part, at the option of the Company by resolution of its board of directors at a redemption price per share of $0.15, plus any accrued and unpaid dividends thereon to the date fixed for redemption.

The holders of shares of this Series A preferred shares shall have the right to vote either in the election of directors or in any other matter.

3. Related Party Transactions

As of the date hereof, Michael R. Quinn is the sole officer and director of the Company, and is the owner of 806,000 shares of common stock, constituting approximately 42% of the Company's issued and outstanding shares. If the purchasers of the Series A shares exercise the conversion privilege, Mr. Quinn will own 821,000 shares, constituting approximately 40% of the Company's issued and outstanding shares.

The Company's President is providing office space at no charge to the Company. For purposes of the financial statements, the Company is accruing $50 per month as additional paid-in capital for this use.

4. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $20,500 expiring during the years 2019 and 2022. The tax benefit of these net operating losses is approximately $4,000 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended June 30, 2002, the valuation allowance increased by approximately $760.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

Name	Age	Positions Held and Tenure
Michael R. Quinn	79	President and a Director since June 1998

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

Compliance With Section 16(a) of the Exchange Act.

Michael R. Quinn is a director, officer and beneficial owner of more than 10% of the Company's outstanding common stock. As of the end of the fiscal year he was current in his reports. He had three late reports in prior years, a Form 3, Initial Statement of Beneficial Ownership of Securities, in 1998, and a Form 5, Annual Statement of Beneficial Ownership of Securities for the fiscal years ending June 30, 1999 and 2000.

Jay Lutsky is the beneficial owner of more than 10% of the Company's outstanding common stock. As of the end of the fiscal year he was current in his reports. He had three late reports in prior years, a Form 3, Initial Statement of Beneficial Ownership of Securities, in 1998, and a Form 5, Annual Statement of Beneficial Ownership of Securities for the fiscal years ending June 30, 1999 and 2000.

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

99.1 CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2002.

SIGNATURE

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SUNBURST ACQUISITIONS VIII, INC.

By: /S/ MICHAEL R. QUINN

Michael R. Quinn (Principal Executive Officer and Director)

Date: September 30, 2002

Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Michael R. Quinn, certify that:

1. I have reviewed this annual report on Form 10-KSB of Sunburst Acquisitions VIII, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 30, 2002	/S/MICHAEL R. QUINN Chief Executive Officer and Director