Form 10QSB
period 2003-12-31
SUNBURST ACQUISITIONS VIII INC
filed 2004-11-12
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2003.

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

 Yes ____  No __X__

Applicable only to issuers involved in bankruptcy proceedings during the past five years

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At 9/23/04 the following shares of common were outstanding: Preferred Stock, no par value, 100,000 shares; Common Stock, no par value, 1,935,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__



PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three months ended December 31, 2003, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VIII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended December 31, 2003





                             CONTENTS

     Balance Sheet                                       1
     Statements of Operations 	                         2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4



                         Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               December 31, 2003


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $      30

                                                     ---------

     Total current assets                                   30
                                                     ---------


     TOTAL ASSETS                                    $      30
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $        -
   Accounts payable- related Party                         835
                                                     ---------

     Total current liabilities                             835

STOCKHOLDERS' EQUITY
   Preferred stock, no par value
     20,000,000 shares authorized;
     100,000 shares issued and outstanding              10,000
   Common stock, no par value;
     100,000,000 shares authorized;
     1,935,000 shares issued and
     outstanding                                         1,935
   Additional paid-in capital                           10,996
   Deficit accumulated
     during the
     development stage                                 (23,736)
                                                     ---------
                                                          (805)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY                                        $      30
                                                     =========

The accompanying notes are an integral part of the financial statements.
                                   1



                       Sunburst Acquisitions VIII, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS


                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months    For the six months
                     December      ended December 31,     ended December 31,
                     31, 2003        2003       2002       2003       2002
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank charges                 7          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office           1,128          -          -          -          -
  Gifts                       24          -          -          -          -
  Legal fees               4,704         30        713         61        713
  Professional fees       12,338          -         69          -      1,278
  Rent                     3,300        150        150        300        300
                     -----------  ---------  ---------  ---------  ---------

      Total expense       23,736        180        933        361      2,291
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (23,736)      (180)      (933)      (361)    (2,291)

Accumulated deficit
  Balance, Beginning
  of period                    -    (23,556)   (22,063)   (23,375)   (20,705)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (23,736) $ (23,736) $ (22,996) $ (23,376) $ (22,996)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  2



                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (June 30,       For the six    For the six
                                   1998) to        months ended   months ended
                                   December 31,    December 31,   December 31,
                                   2003            2003           2002
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (23,736) $        (361) $      (2,291)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -              -
    Rent expense                            3,300            300            150
    Stock issued for
     consulting fees                        1,935              -              -
    Increase in accounts
     payable                                    -              -         (1,467)
    Increase in accounts
     payable - related party                  835             61            713
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (17,366)             -         (2,745)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                 7,696              -          3,448
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    17,696              -          3,448
                                   --------------  -------------  -------------

  NET INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS                                 30              -            703

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -             30             27
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $           30  $          30  $         730
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3



                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2003



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


                                 4



Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $17,696 from its inside capitalization funds.
The Company's balance sheet for the period ending December 31, 2003 reflects a current asset value and a total asset value of $30, in the form of cash, as compared to $730 in current and total assets as of December, 2002.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
December 31, 2003, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended December 31, 2003 and 2002, the Company showed net losses of $180 and $933, respectively. The increase in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, and general and administrative expenses.

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


            (b)   Reports on Form 8-K

                  There have been no reports on Form 8-K for the quarter ending December 31, 2003.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VIII, INC.
(Registrant)

Date:

/s/
Michael R. Quinn, President