Form 10KSB/A
period 2003-06-30
SUNBURST ACQUISITIONS VIII INC
filed 2004-11-15
CIK 1065468

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

STATEMENTS OF OPERATIONS                                               F-3

STATEMENT OF STOCKHOLDERS' DEFICIT                                 F-4 to F-5

STATEMENTS OF CASH FLOWS                                               F-6

NOTES TO FINANCIAL STATEMENTS                                      F-7 to F-9





Larry O'Donnell, CPA, P.C.
Telephone (303) 745-4545                           2228 South Fraser Street
                                                              Unit 1
                                                    Aurora, Colorado  80014



                            INDEPENDENT AUDITOR'S REPORT



Board of Directors
Sunburst Acquisition VIII, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition VIII, Inc. as of June 30, 200, and the related statements of operations, changes in stockholders' equity and cash flows for each of the year then ended and for the period from inception June 30, 1998 to June 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits. The financial statements of Sunburst Acquisition VIII, Inc. for the period from June 30, 1998 (Date of Inception) to June 30, 2002, were audited by other auditors whose report dated September 17, 2002, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with standards of the Public Company
Accounting Oversight Board (United States).   Those standards require that I
plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition VIII, Inc. as of June 30, 2003, and the results of its operations and their cash flows for the year then ended and for the period from inception June 30, 1998 to June 30, 2003, in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.

October 27, 2004
                                              F-1(a)

                        <letterhead of Comiskey & Company, P.C.>

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders of
Sunburst Acquisitions VIII, Inc.


We have audited the accompanying statements of operations, stockholders' equity and cash flows for the year ended June 30, 2002, and for the period from inception (June 30, 1998) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows and changes in stockholders' equity of Sunburst Acquisitions VIII, Inc. for the year ended June 30, 2002, and for the period from inception (June 30, 1998) to June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


Denver, Colorado
September 17, 2002
                                                        /s/ Comiskey & Company
                                                       PROFESSIONAL CORPORATION


                                              F-1(b)









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