Form 10KSB
period 2004-06-30
SUNBURST ACQUISITIONS VIII INC
filed 2004-11-15
CIK 1065468

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

Form 10-KSB

X Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2004.

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


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes        No   X
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,935,000 as of November 12, 2004.

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

As of the end of its fiscal year June 30, 2004, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the security holders of the Company during the fourth quarter of the fiscal year which ended June 30, 2004.

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

Liquidity and Capital Resources

As of June 30, 2004, the Company remains in the development stage. For the fiscal year ended June 30, 2004, the Company's balance sheet reflects current and total assets of $1,075, in the form of cash and cash equivalents, and current liabilities of $50.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

During the period from June 30, 1998 (inception) through June 30, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and
initial efforts to locate a suitable merger or acquisition candidate.   No
revenues were received by the Company during this period.

Plan of Operations

For the fiscal year ending June 30, 2005, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

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

                                  June 30, 2004



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



                            INDEPENDENT AUDITOR'S REPORT



Board of Directors
Sunburst Acquisition VIII, Inc.

I have audited the accompanying balance sheet of Sunburst Acquisition VIII, Inc. as of June 30, 2004, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two fiscal years then ended and for the period from inception June 30, 1998 to June 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company
Accounting Oversight Board (United States).   Those standards require that I
plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sunburst Acquisition VIII, Inc. as of June 30, 2004, and the results of its operations and their cash flows for each of the two fiscal years then ended and for the period from inception June 30, 1998 to June 30, 2004, in conformity with generally accepted accounting principles in the United States of America.


Larry O'Donnell, CPA, P.C.

October 27, 2004
                                              F-1


                         Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2004

   ASSETS

   CURRENT ASSETS
     Cash and Cash equivalents                                      $  1,075
                                                                      ------

      Total current assets                                             1,075
                                                                      ------
      TOTAL ASSETS                                                   $ 1,075
                                                                      ======

   LIABILITIES AND STOCKHOLDERS' DEFICIT
   CURRENT LIABILITIES
     Accounts payable                                                $     -
     Accounts payable - related party                                     50
                                                                      ------
     Total current liabilities                                            50

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 20,000,000 shares
     authorized; 100,000 shares issued and outstanding                10,000
   Common stock, no par value; 100,000,000
     shares authorized; 1,935,000 shares issued and
     outstanding                                                       1,935
   Additional paid-in capital                                         13,196
   Deficit accumulated during the
     Development stage                                               (24,106)
                                                                      ------
                                                                       1,025
                                                                      ------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,075
                                                                      ======

   The accompanying notes are an integral part of the financial statements.
                                     F-2




                         Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS

                                      For the period
                                      from inception   For the year   For the year
                                      (June 30, 1998)      ended         ended
                                        to June 30,       June 30,      June 30,
                                           2004            2004           2003
                                           ----            ----           ----

REVENUES                              $            -    $         -   $         -

EXPENSES
   Amortization                                  300              -             -
   Bank charges                                    7              -             -
   Consulting fees                             1,935              -             -
   General office                              1,128              -             -
   Gifts                                          24              -             -
   Legal fees                                  4,774            131           774
   Professional fees                          12,338              -         1,296
   Rent                                        3,600            600           600
                                             -------        -------       -------
     Total expenses                           24,106            731         2,670
                                             -------        -------       -------
NET LOSS                                     (24,106)          (731)       (2,670)

Accumulated deficit
   Balance, beginning of period                    -        (23,375)      (20,705)
                                             -------        -------       -------
   Balance, end of period                  $ (24,106)     $ (24,106)    $ (23,375)
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
                                            =========     =========     =========

The accompanying notes are an integral part of the financial statements.
F-3



                                   Sunburst Acquisitions VIII, Inc.
                                   (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the period from inception (June 30, 1998) to June 30, 2004

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

                                                             F-4





                                   Sunburst Acquisitions VIII, Inc.
                                   (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' DEFICIT
                 For the period from inception (June 30, 1998) to June 30, 2004

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     developments  holders
                               shares        Amount   shares        Amount     capital     stage         equity
                              ----------   --------   ----------   --------   -----------  ------------  ------

Balance, June 30, 2001           100,000   $ 10,000    1,935,000   $ 1,935       $  4,300    $ (16,705)  $  (470)

Shareholder contributions              -          -            -         -          1,606            -     1,606

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2002                       -          -            -         -              -       (4,000)   (4,000)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2002           100,000     10,000    1,935,000     1,935          6,506      (20,705)   (2,264)

Shareholder contributions              -          -            -         -          3,590            -     3,590

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2003                       -          -            -         -              -       (2,670)   (2,670)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2003           100,000     10,000    1,935,000     1,935         10,696      (23,375)     (744)

Shareholder contributions              -          -            -         -          1,900            -     1,900

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2004                       -          -            -         -              -        (731)      (731)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2004           100,000   $ 10,000    1,935,000   $ 1,935       $ 13,196    $ (24,106)  $ 1,025
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

                                                                      F-5








                         Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                For the period
                                from inception    For the year   For the year
                                (June 30, 1998)       ended          ended
                                 to June 30,         June 30,     June 30,
                                  2004                 2004       2004
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (24,106)       $    (731) $  (2,670)
   Adjustments to reconcile
     net loss to net cash flows from
     operating activities:
        Amortization                   300                -          -
        Rent expense                 3,600              600        600
        Stock issued for
         consulting fees             1,935                -          -
        Increase in prepaid expenses     -                -          -
        Increase in accounts payable     -                -     (2,290)
        Increase in accounts payable -
         Related party                  50             (724)       774
                                ----------         --------   --------
      Net cash flows from
           operating activities    (18,221)            (855)    (3,587)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                              (300)                -        -
                                  ---------      ----------   ---------
    Net cash flows from
      investing activities             (300)             -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Shareholder contributions           9,596          1,900        3,590
  Issuance of preferred stock        10,000              -            -
                                  ---------      ----------   ---------

    Net cash flows from
      financing activities           19,596          1,900        3,590
                                  ---------      ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS           1,075          1,045            3

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                     -             30           27
                                    --------        -------     -------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                 $     1,075      $   1,075    $      30
                                    ========       ========      ======

The accompanying notes are an integral part of the financial statements.
F-6


                      Sunburst Acquisitions VIII, Inc.
                       (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                June 30, 2004

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

Consideration of Other Comprehensive Income Items
SFAF 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended June 30, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.    Stockholders' Equity
As of June 30, 2004, 2,135,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share.

As of June 30, 2004, 100,000 shares of the Company's no par value Series A preferred stock had been issued at $0.10 per share.

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

4.	Income Taxes
The Company has Federal net operating loss carryforwards of approximately $24,000 expiring during the years 2019 through 2024. The tax benefit of these net operating losses is approximately $4,540 and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the period ended June 30, 2004, the valuation allowance increased by approximately $140.

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

31    Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending June 30, 2004.


ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

(1)      AUDIT FEES

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-KSB (17 CFR 249.308a) or 10-QSB (17 CFR 249.308b) or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was $ - for the fiscal year ended June 30, 2004 and $1,296 for the fiscal year ended June 30, 2003.

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