Form 10QSB
period 2004-09-30
SUNBURST ACQUISITIONS VIII INC
filed 2004-11-17
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON D.C.  20549


                            FORM 12b-25

                    SEC FILE NUMBER:  000-30023


                           CUSIP NUMBER:

                    NOTIFICATION OF LATE FILING

                            (CHECK ONE)


 _ FORM 10-K  _ FORM 20-F  _ FORM 11-K  X FORM 10-Q  _ FORM N-SAR

 _ Form N-CSR

 For Period Ended:  September 30, 2004

 _ Transition Report on Form 10-K

 _ Transition Report on Form 20-F

 _ Transition Report on Form 11-K

 _ Transition Report on Form 10-Q

 _ Transition Report on Form N-SAR

 For the Transition Period Ended:   __________________________



Nothing in this Form Shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the Item(s) to which the notification relates:
_______________________________

===============================================================
Part I - Registrant Information
===============================================================

Sunburst Acquisitions VIII, Inc..
_______________________________________________________________
Full Name of Registrant


_______________________________________________________________
Former Name if Applicable

2082 Cherry Street
_______________________________________________________________
Address of Principal Executive Office (street and number)

Denver, C0  80207
_______________________________________________________________
City, State and Zip Code



==============================================================
Part II - Rules 12b-25 (b) and (c)
==============================================================

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25
(b), the following should be completed. (Check Box if appropriate) X


(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c) the accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable

===============================================================
Part III - Narrative
===============================================================

State below in reasonable detail the reasons why the Forms 10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.


The registrant's 10-QSB cannot be filed without unreasonable effort and expense to obtain the appropriate approvals and signatures.


===============================================================
PART IV - OTHER INFORMATION
===============================================================

(1) Name and telephone number of person to contact in regard to this notification

name:   Michael R. Quinn

area code and phone number:  (303) 321-0461


(2) have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) been filed? If the answer is no, identify report(s).

__X__  yes

_____  no


(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

_____ yes

__X__ no

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.


Sunburst Acquisitions VIII, Inc.

__________________________________________________
(NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.


DATE November 15, 2004                BY /S/ Michael R. Quinn
                                      Principal Executive Officer
                                      Principal Accounting and
                                      Accounting Officer