Form 10KSB/A
period 2004-06-30
SUNBURST ACQUISITIONS VIII INC
filed 2005-02-11
CIK 1065468

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              Form 10-KSB/A

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

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____


(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,135,000 as of November 12, 2004.


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

As discussed in Note 5 to the financial statements, preferred shares had been converted into common shares in a previous year without being reflected in the financial statements. The effect of the correction was to reduce preferred stock, to increase common stock and additional paid in capital, which were restated during the current year.

Larry O'Donnell, CPA, P.C.

October 27, 2004
                                              F-1


                         Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                                June 30, 2004

   ASSETS

   CURRENT ASSETS
     Cash and Cash equivalents                                      $  1,075
                                                                      ------

      Total current assets                                             1,075
                                                                      ------
      TOTAL ASSETS                                                   $ 1,075
                                                                      ======

   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                $     -
     Accounts payable - related party                                     50
                                                                      ------
     Total current liabilities                                            50


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; 20,000,000 shares
     authorized; no shares issued or outstanding                          -
   Common stock, no par value; 100,000,000
     shares authorized; 2,135,000 shares issued and
     outstanding                                                       2,135
   Additional paid-in capital                                         22,996
   Deficit accumulated during the
     Development stage                                               (24,106)
                                                                      ------
                                                                       1,025
                                                                      ------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 1,075
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
                                            =========     =========     =========

The accompanying notes are an integral part of the financial statements.
F-3




                                   Sunburst Acquisitions VIII, Inc.
                                   (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                 For the period from inception (June 30, 1998) to June 30, 2004

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     developments  holders
                               shares        Amount   shares        Amount     capital     stage         equity
                              ----------   --------   ----------   --------   -----------  ------------  ------

Preferred stock issued for
   cash, June 1998, at $0.10
   per share                     100,000  $  10,000            -         -              -             -        -

Common stock issued for
   services, June 1998, at $0.001
   per share                           -          -    1,935,000     1,935              -             -    1,935

Net loss for the period ended
   June 30, 1998                       -          -            -         -              -       (1,935)   (1,935)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 1998           100,000     10,000    1,935,000     1,935              -       (1,935)   10,000

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 1999                       -          -            -         -              -       (6,079)   (6,079)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 1999           100,000     10,000    1,935,000     1,935            600       (8,014)    4,521

Conversion of preferred shares
 to common shares, June 2000    (100,000)   (10,000)     200,000       200          9,800            -         -

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2000                       -          -            -         -              -       (4,702)   (4,702)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2000                 -          -    2,135,000     2,135         11,000      (12,716)      419

Shareholder contributions              -          -            -         -          2,500            -     2,500

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2001                       -          -            -         -              -       (3,989)   (3,989)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2001                 -   $      -    2,135,000   $ 2,135        $14,100    $ (16,705)  $  (470)

                                                             F-4





                                   Sunburst Acquisitions VIII, Inc.
                                   (A Development Stage Company)
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                 For the period from inception (June 30, 1998) to June 30, 2004

                                                                                           Deficit
                                  Preferred stock       Common stock                       accumulated   Total
                                 ------------------    ------------------      Additional  during the    stock-
                               Number of              Number of                paid-in     developments  holders
                               shares        Amount   shares        Amount     capital     stage         equity
                              ----------   --------   ----------   --------   -----------  ------------  ------

Balance, June 30, 2001                 -   $      -    2,135,000   $ 2,135       $ 14,100    $ (16,705)  $  (470)

Shareholder contributions              -          -            -         -          1,606            -     1,606

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2002                       -          -            -         -              -       (4,000)   (4,000)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2002                 -          -    2,135,000     2,135         16,306      (20,705)   (2,264)

Shareholder contributions              -          -            -         -          3,590            -     3,590

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2003                       -          -            -         -              -       (2,670)   (2,670)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2003                 -          -    2,135,000     2,135         20,496      (23,375)     (744)

Shareholder contributions              -          -            -         -          1,900            -     1,900

Rent at no charge                      -          -            -         -            600            -       600

Net loss for the year ended
   June 30, 2004                       -          -            -         -              -        (731)      (731)
                                --------   --------    ---------   -------      ---------     --------   -------

Balance, June 30, 2004                 -   $      -    2,135,000   $ 2,135       $ 22,996    $ (24,106)  $ 1,025
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


2.    Stockholders' Equity
As of June 30, 2004, 1,935,000 shares of the Company's no par value common stock had been issued for consulting services provided. The services were converted to shares at $0.001 per share. An additional 200,000 common shares were issued upon conversion of Series A preferred shares.




3.	Related Party Transactions
As of the date hereof, Michael R. Quinn is the sole officer and director of the Company, and is the owner of 821,000 shares of common stock, constituting approximately 40% of the Company's issued and outstanding shares.


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


5.       Correction of an Error
The accompanying financial statements have been restated to correct an error in the presentation of outstanding common and preferred shares. The Company discovered that a total of 100,000 preferred shares which had been converted into a total of 200,000 common shares on June 28, 2000 were still shown as outstanding in the accompanying financial statements. The effect of the restatement was to reduce preferred stock by $10,000, to increase common stock by $200 and to increase additional paid in capital by $9,800. The restatement has no effect on net loss or net loss per share.


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


Name and Address               Number of Shares Owned   Percent of Class
                               Beneficially             Owned
Michael R. Quinn (1)
2082 Cherry Street
Denver, Colorado  80207        821,000                  42.43%

Jay Lutsky
4807 S. Zang Way
Morrison, CO  80465            826,000                  42.69%

All directors and executive
officers (1  person)           821,000                  42.43%

(1)  The person listed is an officer, a director, or both, of the Company.


ITEM 12. 	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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


Date:   February 2, 2005