Form 10QSB/A
period 2004-09-30
SUNBURST ACQUISITIONS VIII INC
filed 2005-02-11
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              Form 10-QSB/A

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

  Yes _____ No _____


Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 4, 2005, following shares of common were outstanding: Common Stock, no par value, 2,135,000 shares.


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



                         Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               September 30, 2004


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   5,844

                                                     ---------

     Total current assets                                5,844
                                                     ---------


     TOTAL ASSETS                                    $   5,844
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                 $    2,812
   Accounts payable- related party                           -
   Short term note payable                               5,000
                                                     ---------

     Total current liabilities                           7,812

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued or outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                         2,135
   Additional paid-in capital                           23,146
   Deficit accumulated
     during the
     development stage                                 (27,249)
                                                     ---------
                                                        (1,968)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $   5,844
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
                     ===========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  2



                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (June 30,       For the three  For the three
                                   1998) to        months ended   months ended
                                   Sept 30,        Sept 30,       Sept 30,
                                   2004            2004           2003
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (27,249) $      (3,143) $        (180)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -              -
    Rent expense                            3,750            150            150
    Stock issued for
     consulting fees                        1,935              -              -
    Increase in accounts
     payable                                2,812          2,812              -
    Increase in accounts
     payable - related party                    -            (50)            30
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (18,452)          (231)             -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                 9,596              -              -
  Convertible promissory note               5,000          5,000              -
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    24,596          5,000              -
                                   --------------  -------------  -------------

  NET INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS                              5,844          4,769              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          1,075             30
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        5,844  $       5,844  $          30
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


2.  Short Term Note Payable
    -----------------------
Pursuant to a short term promissory note, the Company received a loan of $5,000 from an unrelated party on October 13, 2004. The note is due and payable one year from the date of issuance, is non-interest bearing and is unsecured. Discussions are in process between the Company and the noteholder to convert this note into 18,750,000 shares of the Company's common stock, but the details of the conversion have not yet been finalized.


                                 4



Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources


        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $24,596 from its inside capitalization funds, and a short term loan of $5,000 from an unrelated third party. The Company's balance sheet for the period ending September 30, 2004 reflects a current asset value and a total asset value of $5,844, in the form of cash, as compared to $30 in current and total assets as of September 30, 2003.


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

        For the quarters ended September 30, 2004 and 2003, the Company showed net losses of $3,143 and $180, respectively. The increase in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, compliance with the Sarbanes Oxley Act of 2002, and to general and administrative expenses.

Need for Additional Financing

        The Company believes that its existing capital could be sufficient to meet the Company's cash needs, including the costs of compliance with the continuing reporting requirements of the Securities Exchange
Act of 1934, as amended, for a period of approximately one year.
Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.


        No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. During the quarter, the Company received a short term loan of $5,000 from a non-related party.


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

Date: February 4, 2005

/s/
Michael R. Quinn, President