Form 10QSB
period 2004-12-31
SUNBURST ACQUISITIONS VIII INC
filed 2005-02-11
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               Form 10-QSB

(Mark One)
X...Quarterly report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended December 31, 2004.

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

  Yes _____ No _____


Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At February 4, 2005, the following shares of common were outstanding: Common Stock, no par value, 2,135,000 shares.

Transitional Small Business Disclosure
Format (Check one):
Yes _____     No __X__



PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

       (a) The financial statements of registrant for the three and six months ended December 31, 2004, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                      SUNBURST ACQUISITIONS VIII, INC.
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS
                     Quarter Ended December 31, 2004





                             CONTENTS

     Balance Sheet                                       1
     Statements of Operations 	                         2
     Statements of Cash Flows                            3
     Notes to Financial Statements                       4



                         Sunburst Acquisitions VIII, Inc.
                         (A Development Stage Company)
                                BALANCE SHEET
                               December 31, 2004


ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   5,844

                                                     ---------

     Total current assets                                5,844
                                                     ---------


     TOTAL ASSETS                                    $   5,844
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable                                 $    8,111
   Accounts payable- related party                           -
   Short term note payable                               5,000
                                                     ---------

     Total current liabilities                          13,111

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     no shares issued or outstanding                        -
   Common stock, no par value;
     100,000,000 shares authorized;
     2,135,000 shares issued and
     outstanding                                         2,135
   Additional paid-in capital                           23,296
   Deficit accumulated during the
     development stage                                 (32,698)
                                                     ---------
                                                        (7,267)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $   5,844
                                                     =========


The accompanying notes are an integral part of the financial statements.
                                   1



                       Sunburst Acquisitions VIII, Inc.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS

                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months    For the six months
                     December      ended December 31,     ended December 31,
                     31, 2004        2004       2003       2004       2003
                     -----------  ---------  ---------  ---------  ---------

REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank charges                 7          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office           1,128          -          -          -          -
  Gifts                       24          -          -          -          -
  Legal fees               4,955          -         30        181         61
  Professional fees       20,449      5,299          -      8,111          -
  Rent                     3,900        150        150        300        300
                     -----------  ---------  ---------  ---------  ---------

      Total expense       32,698      5,449        180      6,092        361
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (32,698)    (5,449)      (180)    (8,592)      (361)

Accumulated deficit
  Balance, Beginning
  of period                    -    (27,249)   (23,556)   (24,106)   (23,375)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (32,698) $ (32,698) $ (23,736) $ (32,698) $ (23,736)
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
                     ===========  =========  =========  =========  =========

The accompanying notes are an integral part of the financial statements.
                                  2





                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                   For the period
                                   from inception
                                   (June 30,       For the three  For the three
                                   1998) to        months ended   months ended
                                   Dec. 31,        Dec. 31,       Dec. 31,
                                   2004            2004           2003
                                  ---------------  -------------  -------------

CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (32,698) $      (8,592) $        (361)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -              -
    Rent expense                            3,900            300            300
    Stock issued for
     consulting fees                        1,935              -              -
    Increase in accounts
     payable                                8,111          8,111              -
    Increase in accounts
     payable - related party                    -            (50)            61
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (18,452)          (231)             -

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -              -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -              -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                 9,596              -              -
  Convertible promissory note               5,000          5,000              -
  Issuance of preferred
   stock                                   10,000              -              -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    24,596          5,000              -
                                   --------------  -------------  -------------

  NET INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS                              5,844          4,769              -

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          1,075             30
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        5,844  $       5,844  $          30
                                   ==============  =============  =============

The accompanying notes are an integral part of the financial statements.
                                 3



                          Sunburst Acquisitions VIII, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2004



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


                                 4



Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                PLAN OF OPERATIONS.

Liquidity and Capital Resources

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds in the amount of $24,596 from its inside capitalization funds, and a short term loan of $5,000 from an unrelated third party. The Company's balance sheet for the period ending December 31, 2004 reflects a current asset value and a total asset value of $5,844, in the form of cash, as compared to $30 in current and total assets as of December 31, 2003.

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

Results of Operations

        During the period from June 30, 1998 (inception) through
December 31, 2004, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

        For the quarters ended December 31, 2004 and 2003, the Company showed net losses of $5,449 and $180, respectively. The increase in loss is due primarily to the timing differences related to expenses incurred in relation to reporting requirements, compliance with the Sarbanes Oxley Act of 2002, and to general and administrative expenses.

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


            (b)   Reports on Form 8-K

                  There have been no reports on Form 8-K for the quarter ending December 31, 2004.


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNBURST ACQUISITIONS VIII, INC.
(Registrant)

Date: February 4, 2005

/s/
Michael R. Quinn, President