Form 10QSB
period 2005-03-31
OLM VENTURES, INC.
filed 2005-06-01
CIK 1065468

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.20549

                               Form 10-QSB

(Mark One)

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

[_] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from _________ to _________.

Commission File No:   000-24705

                               OLM VENTURES, INC.
                     ---------------------------------------
                     (Name of small business in its charter)


              Colorado                              84-1466588
        ----------------------               -----------------------
        (State or other                      (IRS Employer Id.  No.)
        jurisdiction of Incorporation)

                436-35TH AVENUE N.W., CALGARY, ALBERTA, CANADA T2K 0C1
        -------------------------------------------------------------------
        (Address of Principal Office)                              Zip Code

                    Issuer's telephone number: (403) 277-2944

                           SUNBURST ACQUISITIONS VIII, INC.
                      2082 Cherry Street, Denver, Colorado 80207
        -------------------------------------------------------------------
                  (Former name, former addres and former fiscal year,
                            if changed since last report)

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

Yes _____ No _____

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. At May 15, 2005, the following shares of common were outstanding: Common Stock, no par value, 2,155,000 shares.

Transitional Small Business Disclosure Format (Check one):
Yes _____     No __X__

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               OLM VENTURES, INC.
                   (FORMERLY SUNBURST ACQUISITIONS VIII, INC.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2005

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                         $   3,052
                                                     ---------

     Total current assets                                3,052
                                                     ---------

     TOTAL ASSETS                                    $   3,052
                                                     =========

  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
   Accounts payable - related party                  $  11,495
                                                     ---------

     Total current liabilities                          11,495

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock, no par value
     20,000,000 shares authorized;
     1,875,000 Series B Perferred
     shares issued and outstanding                       5,000
   Common stock, no par value;
     100,000,000 shares authorized;
     2,155,000 shares issued and
     outstanding                                         2,155
   Additional paid-in capital                           29,037
   Deficit accumulated during the
     development stage                                 (44,635)
                                                     ---------
                                                        (8,443)
                                                     ---------
     TOTAL LIABILITIES AND STOCKHOLDERS'
       EQUITY (DEFICIT)                              $   3,052
                                                     =========

    The accompanying notes are an integral part of the financial statements.

                               OLM VENTURES, INC.
                   (FORMERLY SUNBURST ACQUISITIONS VIII, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                     For the
                     period from
                     inception
                     (June 30,
                     1998) to     For the three months  For the nine months
                     March 31,    ended March 31,       ended March 31,
                     2005         2005       2004       2005       2004
                     -----------  ---------  ---------  ---------  ---------
REVENUES             $         -  $       -  $       -  $       -  $       -
                     -----------  ---------  ---------  ---------  ---------

EXPENSES
  Amortization               300          -          -          -          -
  Bank charges                 7          -          -          -          -
  Consulting fees          1,935          -          -          -          -
  General office           1,403        275          -        275          -
  Gifts                       24          -          -          -          -
  Legal fees              14,972     10,017         20     10,198         81
  Professional fees       21,944      1,495          -      9,606          -
  Rent                     4,050        150        150        450        450
                     -----------  ---------  ---------  ---------  ---------

      Total expense       44,635     11,937        170     20,529        531
                     -----------  ---------  ---------  ---------  ---------

NET LOSS                 (44,635)   (11,937)      (170)   (20,529)      (531)

Accumulated deficit
  Balance, Beginning
  of period                    -    (32,698)   (23,736)   (24,106)   (23,375)
                     -----------  ---------  ---------  ---------  ---------

  Balance,
  end of period      $   (44,635) $ (33,140) $ (23,906) $ (44,635) $ (23,906)
                     ===========  =========  =========  =========  =========
NET LOSS PER SHARE   $     (0.02) $   (NIL)  $    (NIL) $  (0.01)  $    (NIL)
                     ===========  =========  =========  =========  =========

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS
  OUTSTANDING          2,145,888  2,433,334  2,135,000  2,208,562  2,135,000
                     ===========  =========  =========  =========  =========

    The accompanying notes are an integral part of the financial statements.

                               OLM VENTURES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                   For the period
                                   from inception
                                   (June 30,       For the nine   For the nine
                                   1998) to        months ended   months ended
                                   March 31,       March 31,      March 31,
                                   2005            2005           2004
                                  ---------------  -------------  -------------
CASH FLOWS FROM
    OPERATING ACTIVITIES:

  Net Loss                        $       (44,635) $     (20,529) $       (531)
  Adjustments to reconcile
     net loss to net cash flows
     from operating activities:
    Amortization                              300              -             -
    Rent expense                            4,050            450           450
    Stock issued for consulting fees        1,935              -             -
    Stock issued in settlement of
      accounts payable                      5,611          5,611
    Increase in accounts payable                -              -             -
    Increase in accounts
     payable - related party               11,495         11,445           744
                                   --------------  -------------  -------------

  Net cash flows from
   operating activities                   (21,244)        (3,023)         (855)

CASH FLOWS FROM
    INVESTING ACTIVITIES

  Increase in organization costs             (300)             -             -
                                   --------------  -------------  -------------

  Net cash flows from
   investing activities                      (300)             -             -

CASH FLOWS FROM
    FINANCING ACTIVITIES

  Shareholder contributions                 9,596              -         1,900
  Short term loan converted to
    preferred stock                         5,000          5,000             -
  Issuance of preferred
   stock                                   10,000              -             -
                                   --------------  -------------  -------------

  Net cash flows from
   financing activities                    24,596          5,000         1,900
                                   --------------  -------------  -------------

  NET INCREASE (DECREASE)
   IN CASH AND CASH
   EQUIVALENTS                              3,052          1,977         1,045

CASH AND CASH EQUIVALENTS,
  Beginning of Period                           -          1,075            27
                                   --------------  -------------  -------------

CASH AND CASH EQUIVALENTS,
 End of Period                     $        3,052  $       3,052  $      1,075
                                   ==============  =============  =============

    The accompanying notes are an integral part of the financial statements.

                               OLM VENTURES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005

1.    Management's Representation of Interim Financial Information
      ------------------------------------------------------------

      The accompanying financial statements have been prepared by OLM Ventures, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at June 30, 2004.

2.    Common Shares Issued for Accounts Payable
      -----------------------------------------

      On March 1, 2005, a total of 20,000 common shares were issued in settlement of accounts payable in the amount of $5,611.

3.    Series B Preferred Shares Issued
      --------------------------------

      On March 17, 2005, OLM Ventures, Inc. (f.k.a. Sunburst Acquisitions VIII, Inc.) entered into a Stock Purchase Agreement by and between Unicus Corporation, an Alberta corporation, OLM Partners, LLC, a Delaware limited liability company, Abdul A. Mitha, an individual, Mathew Matheopoulus, an individual, Jay Lutsky, an individual and Michael R. Quinn, an individual. Pursuant to the terms of the agreement, OLM Ventures sold 1,875,000 shares of its Series B Preferred Stock to OLM Partners, LLC, Abdul A. Mitha and Mathew Matheopoulus at a purchase price of $.002667 per share, or an aggregate of $5,000. In addition, the controlling stockholders of OLM Ventures, Michael R. Quinn and Jay Lutsky, sold an aggregate of 1,399,000 shares of common stock to Unicus Corporation at a purchase price of $.001 per share, or an aggregate of $1,399. These transactions resulted in a change in control of the Company.

      Each share of Series B Convertible Preferred Stock is convertible into such number of fully paid and nonassessable shares of common stock of OLM Ventures as is determined by dividing $0.00267 by the Series B Conversion Price and then multiplying such quotient by the number of shares of Series B Preferred Stock to be converted. The Series B Conversion Price at which shares of common stock shall be deliverable upon conversion without the payment of any additional consideration by the holder thereof is initially $0.000267. The Series B Conversion price is subject to adjustment in the event of a stock split, reclassification, stock dividend, merger, reorganization, or for other dividends and distributions, but is not subject to adjustment in the event of a reverse stock split.

      The holders of Series B Preferred Stock are not entitled to receive dividends or other distributions with the holders of common stock. In the event of a liquidation, the assets that are available for distribution to stockholders shall be distributed pro rata to the holders of common stock and Series B Preferred Stock (on an "as-converted" basis).

      Each holder of Series B Preferred Stock is entitled to notice of any meeting of the stockholders in accordance with OLM Ventures' bylaws. The holders of the Series B Preferred Stock and the holders of the Common Stock shall vote together as a single class, with each holder of Series B Preferred Stock having a number of votes that is equal to the number of whole shares of common stock into which such holder's shares of Series B Preferred Stock are then convertible. In addition, the holders of a majority of Series B Preferred Stock, voting together as a single class, shall have the right to elect at least 66 2/3 percent of the board of directors.

      For purposes of the computation of loss per share, the convertible preferred stock is considered a common stock equivalent.

4.    Subsequent Events
      -----------------

      On April 29, 2005, OLM Ventures notified the Securities and Exchange Commission of its desire to be regulated as a Business Development Company pursuant to the provisions of section 54(a) of the Investment Company Act of 1940 (the "1940 Act") to be subject to the provisions of sections 55 through 65 of the 1940 Act.

Item 2.  PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the unaudited consolidated condensed financial statements of OLM Ventures and related notes included in this report. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans" or comparable terminology are forward-looking statements based on current expectations and assumptions.

Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements. All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Change of Control

On March 17, 2005, OLM Ventures entered into a Stock Purchase Agreement by and between Unicus Corporation, an Alberta corporation, OLM Partners, LLC, a Delaware limited liability company, Abdul A. Mitha, an individual, Mathew Matheopoulos, an individual, Jay Lutsky, an individual and Michael R. Quinn, an individual. Pursuant to the terms of the agreement, OLM Ventures sold 1,875,000 shares of its Series B Preferred Stock to OLM Partners, LLC, Abdul A. Mitha and Mathew Matheopoulos at a purchase price of $.002667 per share, or an aggregate of $5,000. The terms of the Series B Preferred Stock are set forth in Item 5.03 of this report. In addition, the controlling stockholders of OLM Ventures, Michael R. Quinn and Jay Lutsky, sold an aggregate of 1,399,000 shares of common stock to Unicus Corporation at a purchase price of $.001 per share, or an aggregate of $1,399.

The sale and transfer of the 1,399,000 shares of the common stock from Messrs. Quinn and Lutsky to Unicus Corporation and the sale and issuance of 1,875,000 shares of the Series B Preferred Stock to OLM Partners, LLC and Messrs. Mitha and Matheopoulos effectively transferred control of OLM Ventures.

In connection with this change in control, the board of directors appointed Ms. Diane Glatfelter to fill a vacancy on the board. Thereafter, Mr. Quinn resigned as the President of OLM Ventures, and the board of directors appointed Diane Glatfelter as the President and Mr. Mitha as the Secretary, Managing Director and Chief Compliance Officer.

Pursuant to the terms of the Agreement, Frank L. Ceja, D.D.S. and Roger S. Renken will be appointed to our board of directors and Mr. Quinn's resignation as a director will each be effective 10 days after the transmittal of an Information Statement to the Securities and Exchange Commission.

The sale and issuance of the shares of Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of the Act.

In addition, on March 17, 2005, pursuant to the authority set forth in the bylaws of OLM Ventures, the board of directors increased the number of authorized directors to four (4). Thereafter, the board of directors appointed Frank L. Ceja, D.D.S. and Roger S. Renken to fill the vacancies on the board of directors.

On March 17, 2005, Mr. Quinn's resigned as a director of OLM Ventures, such resignation to be effective 10 days after the filing and mailing of an Information Statement with the Securities and Exchange Commission pursuant to Rule 14(f)-1 of the Securities Exchange Act of 1934, as amended.

Business Development Company Election

OLM Ventures' new management has decided to become a business development company. On April 29, 2005, Global Resource filed a notice with the Securities and Exchange Commission electing to be regulated as a business development company under the Investment Company Act of 1940, as amended. As a business development company, OLM Ventures shall focus on making investments in securities, and making available significant managerial assistance with respect to the issuers of such securities, of companies that meet the following criteria:

A. is organized under the laws of, and has its principal place of business in, one of the states of the United States;
B. is not an investment company, as defined in the Investment Company Act of 1940; and
C.      satisfies one of the following:
        1. it does not have any class of securities with respect to which a member of a national securities exchange, broker, or dealer may extend or maintain credit to or for a customer pursuant to rules or regulations adopted by the Board of Governors of the Federal Reserve System under section 7 of the Securities Exchange Act of 1934;

        2. it is controlled by a business development company, either alone or as part of a group acting together, and such business development company in fact exercises a controlling influence over the management or policies of such eligible portfolio company and, as a result of such control, has an affiliated person who is a director of such eligible portfolio company;

        3. it has total assets of not more than $4,000,000, and capital and surplus (shareholders' equity less retained earnings) of not less than $2,000,000, except otherwise allowed by the Securities and Exchange Commission; or

        4. it meets such other criteria as management may establish consistent with the rules and regulations of the Securities and Exchange Commission.

OLM Ventures is currently evaluating prospective eligible portfolio companies for investment, and it intends to continue to do so over the next twelve months. In that time period, OLM Ventures intends to hire from six to up to fifty employees, depending on the nature of the portfolio companies in which it invests. OLM Ventures may establish a stock option plan in order to attract and retain employees and to provide employees who make significant and extraordinary contributions to OLM Ventures's long-term growth and performance with equity-based compensation incentives.

OLM Ventures intends to retain any future earnings to finance the expansion of its business and any necessary capital expenditures, and for general corporate purposes.

Liquidity and Capital Resources

OLM Ventures currently has limited working capital with which to satisfy its cash requirements, and it will require additional capital in order to conduct operations.

OLM Ventures anticipates that it will need approximately $5,000,000 in additional working capital in order to sustain operations and pursue its business plan as a business development company for the next 12 months. This requirement may increase substantially, depending on the nature and capital requirements of the business opportunities it elects to pursue.

In order to fund its current working capital needs, OLM Ventures has relied on contributions from stockholders. OLM Ventures has also issued Series B Preferred Stock in order to bring in additional capital.

In addition, in April, 2005, OLM Ventures filed a Notification on Form 1-E with the Securities and Exchange Commission notifying the Commission of its intent to commence an offering of its common stock pursuant to Regulation E of the Securities Act of 1933, as amended. The Division of Investment Management of the Securities and Exchange Commission has delivered comments to OLM Ventures regarding this offering, and OLM Ventures is currently working with the Division of Investment Management to address these comments. This offering may not provide OLM Venturess with the capital necessary to fund its operations. In the event that OLM Ventures is unable to obtain necessary capital from this offering, management may provide additional financing for OLM Ventures.

Off Balance Sheet Arrangements

OLM Ventures does not have any off-balance sheet financing arrangements.

ITEM 3 - CONTROLS AND PROCEDURES

OLM Ventures' disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Chief Executive Officer and Chief Financial Officer of OLM Ventures has reviewed the effectiveness of its "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the last ninety days and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to OLM Ventures is recorded, processed, summarized, and reported in a timely manner.

There were no significant changes in OLM Ventures' internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by the Chief Executive Officer and Chief Financial Officer.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a small organization, the effectiveness of OLM Ventures' controls heavily depends on the direct involvement of its Chief Executive Officer and Chief Financial Officer.

PART II:  OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

1.    See Current Report on Form 8-K filed March 24, 2005.

2. On April 29, 2005, OLM Ventures filed a Notification on Form 1-E with the Securities and Exchange Commission notifying the Commission of its intent to commence an offering of its common stock pursuant to Regulation E of the Securities Act of 1933, as amended. The Division of Investment Management of the Securities and Exchange Commission has delivered comments to OLM Ventures regarding this offering, and OLM Ventures is currently working with the Division of Investment Management to address these comments.

(b)   None.

(c)   None.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

(a)   None.

(b)   None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 16, 2005, the stockholders of OLM Ventures voted to change the name of the company from Sunburst Acquisitions VIII, Inc. to OLM Ventures, Inc.

ITEM 5 - OTHER INFORMATION

(a)   None.

(b)   None.

ITEM 6.  EXHIBITS

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

OLM VENTURES, INC.
(Registrant)

Date: May 27, 2005

/s/ Diane Glatfelter, President